Form 10-Q
period 2014-03-31
Ixir Productions, Inc.
filed 2014-05-15
CIK 1583773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333- 191172

IXIR PRODUCTIONS, INC.

A Nevada Corporation	I.R.S. Employer No. 46-3005857

4 Rue Santeuil, Nantes 44000, France

+33-96-707-7099

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of May 15, 2014, 5,000,000 shares of Common Stock, par value $0.0001 per share, were outstanding.

1

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

Condensed Financial Statements-

Condensed Balance Sheets as of March 31, 2014 (Unaudited) and June 30, 2013	F-1

Condensed Statements of Operations for the Three and Nine Months Ended March 31, 2014 and For the Period March 19, 2013 (Inception) to March 31, 2014 (Unaudited)	F-2

Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2014 and For the Period March 19, 2013 (Inception) to March 31, 2014 (Unaudited)	F-3

Notes to Condensed Financial Statements	F-4

2

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

Current Assets:
Cash	$3,175	$6,000
Due from stockholder	2,032	—
Deferred equity issuance costs	6,500	6,500
Total current assets	11,707	12,500

Total assets	$11,707	$12,500

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Due to stockholder	$—	$81
Accounts payable	3,800	—
Total current liabilities	3,800	81

Stockholder's Equity:
Common stock, 75,000,000 shares authorized, par value $0.001,
5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	7,500	7,500
Deficit accumulated during the development stage	(4,593)	(81)
Total stockholder's equity	7,907	12,419

Total liabilities and stockholder's equity	$11,707	$12,500

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(unaudited)

	Three Months	March 19, 2013	Nine Months	March 19, 2013
	Ended	(Inception) to	Ended	(Inception) to
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2014

Revenue	$2,784	$—	$7,043	$9,087
Cost of sales, related party	1,949	—	4,930	6,375
Gross profit	835	—	2,113	2,712

OPERATING EXPENSES
Audit fees	—	—	4,300	4,300
Organization expenses	—	680	—	680
General & administrative	325	—	325	325
Professional fees	3,800	—	2,000	2,000
Total operating expenses	(4,125)	(680)	(6,625)	(7,305)

Provision for Income Taxes	—	—	—	—

Net loss	$(3,290)	$(680)	$(4,512)	$(4,593)

Basic and Diluted
Loss Per Common Share	a	a	a

Weighted Average Number of
Common Shares Outstanding	5,000,000	5,000,000	5,000,000

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Statements of Cashflows
(Unaudited)

	Nine Months	March 19, 2013	March 19, 2013
	Ended	(Inception) to	(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

OPERATING ACTIVITIES:
Net loss	$(4,512)	$(680)	$(4,593)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in Accounts payable	3,800		3,800

Net cash used in operating activities	(712)	(680)	(793)

FINANCING ACTIVITIES:
Shareholder advances	(2,113)	680	(2,032)
Payment of deferred equity issuance costs	—	—	(6,500)
Proceeds from issuance of common stock	—	—	12,500
Net cash provided by (used in) financing activities	(2,113)	680	3,968

Increase (decrease) in cash during the period	(2,825)	—	3,175

Cash, beginning of the period	6,000	—	—

Cash, end of the period	$3,175	$—	$3,175

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0.00	$0.00	$0.00
Income taxes	$0.00	$0.00	$0.00
The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

Note 1. Organization and Basis of Presentation

The Company was originally incorporated under the laws of the state of Nevada on March 19, 2013. The Company is devoting substantially all of its present efforts to establish a new business. It is considered a development stage company, and has had minimal revenues from operations to date.

Initial operations have included organization and capital formation. The company is engaged in the business of recruiting rising music artists and providing them with related services such as worldwide digital distribution, production, music videos, Music Press P.R, online marketing and event promotion.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

In the opinion of management, the accompanying unaudited condensed financial statements of Ixir Productions, Inc. contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and its results of operations and cash flows for the three and nine months ended March 31, 2014 and 2013 and for the periods from March 19, 2013 (inception) and through March 31, 2013 and 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed financial statements. Accordingly, these interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s registration statement on Form S-1/A. The June 30, 2013 balance sheet is derived from those financial statements.

Note 2.  Summary of Significant Accounting Policies

ACCOUNTING BASIS

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises. The Company has adopted a June 30 fiscal year end.

CASH

The Company’s cash consists of funds deposited with its lawyer into the law firm's trust account.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the issuance of equity are capitalized and recorded in paid in capital during the period when proceeds are received.

EARNINGS PER SHARE

The basic earnings (loss) per share is calculated by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share is calculated by dividing the Company's net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities. The Company has not issued any options or warrants or similar securities since inception.

FOREIGN CURRENCY TRANSLATION

The Company has adopted the US dollar as its functional and reporting currency because most of its transactions are denominated in US currency.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the amounts due to and from stockholder and accounts payable approximate fair value due to their short-term nature.

INCOME TAXES

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Accounting for Income Taxes. It prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. The guidance only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities. The Company is subject to taxation in the United States. All of the Company’s tax years since inception remain subject to examination by Federal and state jurisdictions. The Company did not identify any uncertain tax positions.

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of March 31, 2014, the Company had no accrued interest or penalties.

REVENUE RECOGNITION

The Company recognizes revenue during the period in which services have been provided and collection is reasonably assured.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on March 19, 2013 to March 31, 2014 of $4,593. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next twelve months ending March 31, 2015.

The ability of the Company to emerge from the development stage and continue as a going concern is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

- The Company has filed and cleared a Registration Statement with the SEC to raise additional equity funds through a public offering.

- Management is currently formulating plans to recruit rising music artists and to provide with related services such as worldwide digital distribution and production. There can be no assurances, however, that management's expectations of future revenues will be realized.

The company is engaged in the business of recruiting rising music artists and providing them with related services such as worldwide digital distribution, production, music videos, Music Press P.R, online marketing and event promotion.

As of the date of the financial statements, there were no commitments for the additional equity funding. Management estimates the minimum amount of additional funding necessary to enable the Company to carry out its intended business plan and remain viable for at least the twelve months following the date of the financial statements is approximately $50,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note  4. Stockholder’s Equity

AUTHORIZED

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On March 19, 2013 (inception), the Company issued 5,000,000 shares of its common shares to its President, Secretary Treasurer and Director for cash of $.0025 per share or $12,500 in aggregate. See Note 5.

Note 5. Related Party Transactions

The Company's officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.
The Company has not formulated a policy for the resolution of such conflicts.

On March 19, 2013, the Company issued 5,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $12,500. See Note 4.

As of March 31, 2014, the Company advanced its officer and director $2,032. These amounts remain outstanding as of March 31, 2014, are non-interest bearing and due on demand.

All of the Company’s cost of sales totaling $6,375 from inception through March 31, 2014 has been incurred with the Company’s sole officer and director.

Note 6. Income Taxes

Net deferred tax assets are $0 as of March 31, 2014. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized. The Company has a net operating loss carry forward of approximately $4,593 which will expire by March 31, 2033.

Note 7. Concentration Risk

During the period from March 19, 2013 (inception) through March 31, 2014, 100% of the Company’s revenue was generated from three customers and 100% of cost of sales was incurred with the Company’s sole officer and stockholder.

Note 8. Subsequent Events

In April 2014, the Company sold 113,200 shares of common stock at $0.10 per share for net proceeds of $11,320.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “IXIR Productions,” “we,” “our” or “us” refer to IXIR Production, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the period ended June 30, 2013, and the notes thereto included in our Registration Statement on Form S-1/A, which became effective on March 21, 2014.

Forward-Looking Statements

This Management’s Discussion and Analysis or Plan of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance, the industry in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1/A (Registration No. 333-191172) filed with the Securities and Exchange Commission, which became effective on March 21, 2014. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Plan of Operation

Our company’s business is focused on providing music artists with all of their music production, recording and distribution needs. We currently have minimal revenue, operating history and no music artists but our sole officer and director, Mr. John Azoulay. Our objectives over the 12-month period following successful completion of our Offering are:

·	Launch our corporate website

·	Identify music artists and offer our services

·	Advertising and marketing of our record label and music artists.

3

First, we are planning to launch our corporate website with the funds we receive from our Offering, we have budgeted $1,500 for the design of the website and plan to launch within 2-3 months. We have secured a domain name IXIRproductions.com, but do not have a functioning website yet. We intend to use a free open source content-management system based on PHP and MySQL. Our website will list our services to music artists, provide information about our business and showcase music, tours, photos, videos and a portfolio of our music artists. Once are website is fully functional we will immediately look and engage in recruiting music artists to use our services. We have budgeted $4,500 for this task and expect it to be an ongoing task. Our sole officer and director will be responsible for finding and recruiting music artist. We plan to focus on sites like MySpace, Bandcamp, ReverbNation which music artists use as a platform to show off their work to millions of people. We also intend to use social networks such as Facebook to post messages about our services to music artists. We have already created a Facebook page for our Company https://www.facebook.com/IXIRRecording. Once we identify music artist we will offer our one-stop-shop record label services, we will send out marketing materials including our music demos. Our music demos are also available on https://soundcloud.com/john-azoulay. We have budgeted $20,000 to advertise, market and build brand awareness in the public domain. If we are successful in recruiting music artists we have also budgeted $5,000 to hire an event manager consultant, the role of the event manager is to find, schedule and book live events for the music artists.

During the three months period ended March 31, 2014 we have produced 3 tracks which are now available for listening on SoundCloud.

Results of Operations

The Company commenced operations on March 19, 2013. For the three months ended March 31, 2014, we had $2,784 revenue, compared with $0 for the period ended March 31, 2013. For the nine months period ended March 31, 2014, we had revenues of $7,043, as compared with $0 for the nine months period ended March 31, 2013. All of the Company’s revenue have been from the provides of DJ services, performed by our sole office and director.

From the inception of our company on March 19, 2013 to March 31, 2013 we incurred a loss of $680, all of which was incurred for the incorporation of our company.

From inception on March 19, 2013 to March 31, 2014 we have incurred cumulative losses of $4,593. We believe we will continue to incur losses into the foreseeable future as we develop our business.

We incurred a loss of $3,290 and $680 for the three months ended March 31, 2014 and for the period from inception to March 31, 2013 respectively. We incurred a loss of $4,512 for the nine months period ended March 31, 2014. Comparisons are not meaningful because our company was only just incorporated on March 19, 2013. This loss includes $325 for general and administrative costs (9 months - $321) and $2,000 (9 months - $2,000) for professional fees and $1,800 (9 months - $4,300) for audit fees . General and administrative costs include $2,000 paid to the Company's edgar agent to prepare and file our Registration Statement on Form S-1.

Capital Resources and Liquidity

As of March 31, 2014 we had $3,175 in cash and $2,032 due from our officer and director.

At March 31, 2014 our Current liabilities were $3,800.

At March 31, 2014, we had current assets consisting of $3,175 in cash, $2,032 due from our sole officer and director and $6,500 in deferred equity issuance costs and $3,800 in current liabilities. At June 30, 2013 we had $12,500 in current assets consisting of cash of $6,000 and deferred equity issuance costs of $6,500 and $81 in current liabilities.

4

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated monthly cash flow needs should not exceed of $12,000 for the first 6 months.

In order to achieve our stated business plan goals, we require the funding from this offering. We are a development stage company and have not generated significant revenue to date. We cannot guarantee that we will be able to sell all the shares required. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus.

Even if we are successful in raising all of the funding under this Offering, we will still not be in a position to generate any significant revenues or become profitable. We still must raise significant additional funding to continue with our business. The Offering is only sufficient to enable us to design and launch our website, branding, identify potential music artist and offer our services. Even if we are successful in raising all of the funding under this Offering we have only budgeted $20,000 for advertising and promotion, which might not be sufficient to build brand awareness in the public domain. We believe we will require an additional $40,000 for advertising and promotion expenses and $30,000 to hire an event manager consultant for a period of 6 months to assist us promote our music artists.

Item 3. Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2014.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

IXIR PRODUCTION, INC.

Date: May 15, 2014	By: /s/ John Azoulay
Name: John Azoulay Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 15, 2014	By: /s/ John Azoulay
Name: John Azoulay Title: Secretary and Director

6