Form 10-K
period 2014-06-30
Ixir Productions, Inc.
filed 2014-09-30
CIK 1583773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended June 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333- 191172

IXIR PRODUCTIONS, INC.

A Nevada Corporation	I.R.S. Employer No. 46-3005857

4 Rue Santeuil, Nantes 44000, France

(Address of principal executive offices)

+33-96-707-7099

(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not available

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 26, 2014 the registrant had 5,215,000 issued and outstanding shares of common stock.

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements." Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plan, including product and service developments, future financial conditions, results or projections or current expectations. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "estimates," "intends," "plan" "expects," "may," "will," "should," "predicts," "anticipates," "continues," or "potential," or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements appear in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this Annual Report.

The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business, Strategy and Industry" in "Risk Factors" in Item 1A of this Annual Report on Form 10-K.INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Online Yearbook. The term "fiscal year" refers to our fiscal year ending June 30. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

1

PART I

Item 1. BUSINESS

General

IXIR Productions, Inc. is a boutique, one-stop-shop record label. Our company is in the business of recruiting music artists, and providing them with worldwide digital distribution, production, music videos, music press relations, online marketing and event promotion. Mr. John Azoulay is the sole officer and director of IXIR Productions, Inc.

Since the company’s incorporation date (March 19, 2013), John Azoulay has served as the company’s President, Director, Secretary, and Treasurer. There is no Board of Directors.

Our company’s business is focused on providing music artists with all of their music production, recording and distribution needs. We currently have minimal revenue, operating history and no music artists but our sole officer and director, Mr. John Azoulay. Our objectives over the 12-month period following successful completion of our Offering are:

•	Launch our corporate website

•	Identify music artists and offer our services

•	Advertising and marketing of our record label and music artists.

We are planning to launch our corporate website with the funds we receive from our Offering, we have budgeted $1,500 for the design of the website and plan to launch within 2-3 months. We have secured a domain name IXIRproductions.com, but do not have a functioning website yet. We intend to use a free open source content-management system based on PHP and MySQL. Our website will list our services to music artists, provide information about our business and showcase music, tours, photos, videos and a portfolio of our music artists. Once our website is fully functional we will immediately engage in recruiting music artists to use our services. We have budgeted $4,500 for this task and expect it to be an ongoing task. Our sole officer and director will be responsible for finding and recruiting music artists. We plan to focus on sites like MySpace, Bandcamp, ReverbNation which music artists use as a platform to show off their work to millions of people. We also intend to use social networks such as Facebook to post messages about our services to music artists. We have already created a Facebook page for our Company https://www.facebook.com/IXIRRecording. Once we identify music artists we will offer our one-stop-shop record label services, we will send out marketing materials including our music demos. Our music demos are also available on https://soundcloud.com/john-azoulay. We have budgeted $20,000 to advertise, market and build brand awareness in the public domain. If we are successful in recruiting music artists we have also budgeted $5,000 to hire an event manager consultant, the role of the event manager is to find, schedule and book live events for the music artists.

PRINCIPAL SERVICES

Our mission is to provide essential services to music artists including worldwide online distribution, music recording and production, music release, marketing and promotions, online marketing, music videos, and club/DJ promotion.

MUSIC RECORDING AND PRODUCTION

Our objective is to provide music artists with all of their music production, recording and mixing needs. We will provide high-quality recording services, tailored to the needs of each unique recording artist or group. We can work with soloists, groups, and bands in all musical genres in recording demos, full albums, or singles.

Our services range from acoustic recordings to ‘laying down beats’. An initial consultation will determine the needs of the artist(s), and the best approach to producing high-quality recordings. Mixing, engineering, and recording will all be done by third-parties. Clients will be provided with high-quality downloadable media files that meet and exceed industry standards.

Artists will be charged a flat-rate fee for music production services. Fees will be negotiated during the initial consultation session.

Mr. Azoulay produced and released all of the 17 songs that are available for sale. 8 songs out of the 17 were produced and released prior to our incorporation. Mr. Azoulay as the officer of IXIR produced all the songs from creating the music, recording and distributing them via Feiyr for sale.

FUTURE SERVICE

We plan to expand our services in the future and provide: music video production and recordings/video of live performance.

MUSIC RELEASE

In order to provide worldwide digital distribution we have partnered with DANCE ALL DAY Musicvertriebs GmbH c/o Feiyr.com – an online music distribution company that publishes music worldwide. This company has access to over 300 download shop and music portals, including iTunes™, Amazon, Spotify, Google, Beatport, Djshop, Youtube, and many more. Feiyr.com will enable us to manage artists, and to sell and promote their music while retaining complete control of the releases. Each music portal charges a commission rate of 15 – 35% of gross sales. Feiyr.com takes 20% of the revenue received from music release sales. The remainder goes to IXIR Productions, and the recording artist.

For example, a song is sold on iTunes™ for $0.99. iTunes™ keeps $0.35, leaving $0.64. Feiyr.com takes 20% of the $0.64, which is $0.13. The remaining $0.51 is released to us.

Of the $0.51, IXIR Productions charges 15%, leaving the artist with $0.44. In summary, a $0.99 song would result in $0.08 return for IXIR Productions.

There was no written agreement with DANCE ALL DAY, when the company signed up on their website (www.feiyr.com) to use their service we acknowledged and accepted the license agreement.

Material terms:

DANCE ALL DAY acts as a digital distributor to our songs and labels, we don't transfer our copyrights and publishing rights to them. They take 20% of the sales. We can terminate our account at any time.

MARKETING AND PROMOTION SERVICE

We will create a professional website for the artists to showcase their music, tours, photos, videos, and band members. The artist or band will also be cross-promoted on our own website to increase exposure to a wider audience range.

We will assist the artist or band in setting up accounts and uploading their music on popular online music portals such as Soundcloud, BandCamp, and so forth. These websites enable artists and bands to promote their music to online users, and direct viewers back to the artist’s own website.

Promotion on Twitter: the artist will be required to create a unique twitter account for the promotion of their music. The artist or band will be asked to create their own list of other users to follow, and through twitter activity will increase their follower-ship as well. Twitter will be used for online promotion – to announce new tracks, albums, and to promote online presence.

Marketing and promotion service will be included as part of the music production bundle.

THE MARKET OPPORTUNITY

The Company’s main market for its products and services is in the United States.

In their 2012 Digital Music Report, the International Federation of the Phonography Industry reported record companies’ digital revenues for 2012 are estimated at US$ 5.6 Billion, up an estimated 9 per cent on 2011 and accounting for more than a third of total industry revenues (34%). Digital channels account for the majority of income in an increasing number of markets including India, Norway, Sweden and the US. Download sales increased by 12 per cent in 2012, to 4.3 billion units globally (combining digital singles and albums). Digital album sales grew at more than twice the pace of single tracks. there were 2.3 billion single track downloads worldwide, an increase of 8 per cent and 207 million digital albums sold, up 17 per cent on 2011, showing consumer demand for albums remains strong.

The Nielsen Company & Billboard’s 2012 Industry Report shows overall music sales in the US to have increased 3.1% over 2011. Even though physical musical sales decreased by 12.8% over 2011, digital sales of albums and tracks are on the rise – digital albums increased by 14.1%, and digital track sales increased by 5.1%. Despite the growth in digital sales, physical albums were still the dominant album format. Overall music purchases surpassed 1.65 billion units in 2012, an increase of 3.1% since 2011.

The American Association for Independent Music, Billboard and SoundScan stats show that independent labels received 32.6% of U.S. album sales in 2012. In 2011, indie labels outpaced all of the other label groups taking the #1 sales spot followed by Universal, Sony, Warner Music and EMI respectively.

Our target market includes established artists, as well as up and coming/new independent music artists and bands looking for a one-stop-shop company that can manage music creation, branding, and selling.

COMPETITION AND COMPETITIVE STRATEGY

The independent music industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. We compete with a large number of independent record labels, and many of our competitors have longer operating histories, greater financial sales, more experience in marketing, more technological resources, and well-established client bases. However, our services are different in that we offer a one-stop-shop approach. In today’s fast-paced environment, this approach has a great appeal to music artists who would rather spend more of their time making music. John Azoulay is a musician himself, and familiar with the process of becoming a successful music artist. His experience enables him to offer a unique expertise that will particularly appeal to a wide range of music artists.

MARKETING & SALES STRATEGY

RECRUITING NEW TALENT

New talent will be sought out on websites such as MySpace, Bandcamp, ReverbNation and other sites that feature unsigned artists. Once promising talent has been identified, they will receive a presentation about our boutique one-stop-shop label, and related services.

MARKET AND PROMOTE OUR CURRENT TALENT

Until we are able to recruit music artists to use our services, our management is focused on promoting our current sole talent, the Company’s director, John Azoulay.

● Create new music tracks and distribute them via Feiyr.com.

● Create, and maintain a professional website for our artist, showcasing his music, touring information, photos, and music videos.

● Book live performance events via our network of events agency, managers of clubs and artistic directors.

To demonstrate our music production and distribution capabilities, our sole officer and director, Mr. John Azoulay, had self-produced to date 17 of his own songs which are available for sale on iTunes, Amazon and BeatPort. To date we have generated insignificant revenue from the sales of these songs.

Our current active songs for sale:

SKU	SONG	ARTIST	GENRE
10045914	Not Alone Feat. Audrey Graham (Extended Mix)	John Azoulay	House
10048098	Not Alone Feat. Audrey Graham (Radio Edit)	John Azoulay	House
10070971	T L V (Original Mix)	John Azoulay	Electro House
10166564	Sight (Original 8'' Edit)	John Azoulay	Prog-House
10166565	Himo (Original Mix)	John Azoulay	House
10166566	Organe (Original Mix)	John Azoulay	Electro
10172462	Spy	John Azoulay	Deep House
10173719	Intimacy (Original Mix)	John Azoulay	Prog-House
10173720	Boundless (Original Mix)	John Azoulay	Prog-House
10202634	Map of Mind	John Azoulay	Electro House
10202635	Arvy	John Azoulay	Deep House
10202636	Linch	John Azoulay	Tech-House
10208044	Exit (Romanito Vocal)	John Azoulay	Deep House
10208045	People Want	John Azoulay	Deep House
10208594	Morning Sea	John Azoulay	Deep House
10212224	In Your Nature (Club Mix)	John Azoulay	Prog-House
10212225	Burn Out (Club Mix)	John Azoulay	Tech-House

REVENUE MODEL

We plan to generate revenue from the following:

•	Music Release - Revenue from the sales of music of our music artists, to date we have a sole music artist, the Company’s director, Mr. John Azoulay.

•	Live Performance – Revenue from the booking of our music artists, to date we had two customers who booked a live event with our music artist.

Employees

As of June 30, 2014, we had a single employee, Mr. Azoulay, and he is not a full-time employee, offering only an anticipated 20 hours per month to the company.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own interests in any real property. Mr. John Azoulay, our President, Treasurer, Secretary and director, has provided us with 400 sq ft of furnished office space located at 4 Rue Santeuil, Nantes 44000, France free of charge for at least the next 12 months. This location currently serves as our primary office for planning and implementing our business plan. This space is currently sufficient for our purposes, and we expect it to be sufficient for the foreseeable future.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained.

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition And Results Of Operations

As used in this Form 10-K, references to the “Company,” “IXIR Productions,” “we,” “our” or “us” refer to IXIR Production, Inc. unless the context otherwise indicates.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT.

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

Plan of Operation

Our company’s business is focused on providing music artists with all of their music production, recording and distribution needs. We currently have minimal revenue, operating history and no music artists but our sole officer and director, Mr. John Azoulay. Our objectives over the 12-month period following successful completion of our Offering are:

•	Launch our corporate website

•	Identify music artists and offer our services

•	Advertising and marketing of our record label and music artists.

During the twelve months ended June 30, 2014 we have produced 3 tracks which are now available for listening on SoundCloud.

Results of Operations

Comparison of the Year Ended June 30, 2014 and for the period from March 19, 2013 (Inception) to June 30, 2013

Revenues

The Company commenced operations on March 19, 2013. For the year ended June 30, 2014, we had $7,043 revenue, compared with $2,044 for the period from March 19, 2013 (Inception) to June 30, 2013. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Operating Expenses

We incurred total operating expenses of $8,425 and $680 for the year ended June 30, 2014 and for the period from March 19, 2013 (Inception) to June 30, 2013 respectively. Comparisons are not meaningful because our company was only just incorporated on March 19, 2013. This expenses includes $325 for general and administrative costs and $2,000 for professional fees and $6,100 for audit fees for the year ended June 30, 2014 and $680 for organization expenses for the period from March 19, 2013 (Inception) to June 30, 2013 .. Professional fees include $2,000 paid to the Company's edgar agent to prepare and file our Registration Statement on Form S-1.

Net Loss

We incurred a net loss of $6,312 and $81 for the year ended June 30, 2014 and for the period from March 19, 2013 (Inception) to June 30, 2013.

Capital Resources and Liquidity

At June 30, 2014, we had total current assets of $22,897, consisting of $2,032 due from our sole officer and director and $20,865 of cash, and $2,000 in current liabilities.

At June 30, 2013 we had $12,500 in current assets consisting of cash of $6,000 and deferred equity issuance costs of $6,500 and $81 in current liabilities.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated cash flow needs should not exceed of $12,000 for the next 6 months.

In order to achieve our stated business plan goals, we require the funding from public offer of shares. We are a development stage company and have not generated significant revenue to date. We cannot guarantee that we will be able to sell all the shares required. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of the prospectus.

Going Concern

We have incurred net losses since our inception on March 19, 2013 through June 30, 2014 totaling $6,393 and have completed only the preliminary stages of our business plan.  We anticipate incurring additional losses before realizing any revenues and will depend on additional financing in order to meet our continuing obligations and ultimately, to attain profitability.  Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain.  Accordingly, our independent auditors’ report on our financial statements for the year ended June 30, 2014 includes an explanatory paragraph regarding concerns about our ability to continue as a going concern, including additional information contained in the notes to our financial statements describing the circumstances leading to this disclosure.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholder of IXIR Productions, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of IXIR Productions, Inc. (A Development Stage Company) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2014, and for the period from March 19, 2013 (inception) through June 30, 2013. IXIR Productions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of IXIR Productions, Inc.’s internal control over financial reporting as of June 30, 2014 and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IXIR Productions, Inc. (A Development Stage Company) as of June 30, 2014 and 2013, and the results of its operations and cash flows for the year ended June 30, 2014, and for the period from March 19, 2013 (inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses and has incurred negative cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

D. Brooks and Associates CPA’s, P.A
West Palm Beach, FL
September 26, 2014

F-1

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Balance Sheets
As of June 30, 2014 and 2013
	June 30, 2014	June 30, 2013

ASSETS
Current Assets:
Cash	$20,865	$6,000
Loan to related party	2,032	—
Deferred equity issuance costs	—	6,500
Total current assets	22,897	12,500
Total assets	$22,897	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to stockholder	$—	$81
Accounts payable	2,000	—
Total current liabilities	2,000	81

Stockholders' Equity:
Common stock, 75,000,000 shares authorized, par value $0.001,
5,215,000 and 5,000,000 shares issued and outstanding, respectively	5,215	5,000
Additional paid in capital	22,075	7,500
Deficit accumulated during the development stage	(6,393)	(81)
Total stockholder's equity	20,897	12,419

Total liabilities and stockholder's equity	$22,897	$12,500

The accompanying notes are an integral part of these financial statements.

F-2

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended June 30, 2014		March 19, 2013 (Inception) to June 30, 2013

Revenue	$7,043		$2,044
Cost of sales, related party	4,930		1,445
Gross profit	2,113		599

OPERATING EXPENSES
Audit fees	6,100		—
Organization expenses	—		680
General & administrative	325		—
Professional fees	2,000		—
Total operating expenses	8,425		680

Provision for income taxes	—		—

Net loss	$(6,312)		$(81)

Basic and diluted
loss per common share		a		a

Weighted average number of
common shares outstanding	5,034,603		5,000,000

a = less than $.01 per share

The accompanying notes are an integral part of these financial statements.

F-3

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance at March 19, 2013	—	$—	$—	$—	$—

Common stock issued for cash ($0.0025)	5,000,000	5,000	7,500	—	12,500

Net loss for the period ended June 30, 2013	—	—	—	(81)	(81)

Balance at June 30, 2013	5,000,000	$5,000	$7,500	$(81)	$12,419

Common stock issued for cash ($0.10)	215,000	215	21,075	—	21,290

Reclassification of equity issuance costs	—	—	(6,500)	—	(6,500)
Net loss for the year ended June 30, 2014	—	—	—	(6,312)	(6,312)

Balance at June 30, 2014	5,215,000	$5,215	$22,075	$(6,393)	$20,897

The accompanying notes are an integral part of these financial statements.

F-4

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Statements of Cashflows

	For the Year Ended June 30, 2014	March 19, 2013 (Inception) to June 30, 2013

OPERATING ACTIVITIES:
Net loss	$(6,312)	$(81)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	2,000	—

Net cash used in operating activities	$(4,312)	$(81)

FINANCING ACTIVITIES:
Loan to director	(2,032)	—
Loan from shareholder	—	81
Repayment of shareholder loan	(81)	—
Payment of deferred equity issuance costs	—	(6,500)
Proceeds from issuance of common stock, net	21,290	12,500
Net cash provided by financing activities	$19,177	$6,081

Increase in cash during the period	14,865	6,000

Cash, beginning of the period	6,000	—

Cash, end of the period	$20,865	$6,000

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	—	—

The accompanying notes are an integral part of these financial statements.

F-5

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

Note 1. Organization and Basis of Presentation

IXIR Productions, Inc. (“the Company”) was originally incorporated under the laws of the state of Nevada on March 19, 2013. The Company is devoting substantially all of its present efforts to establish a new business. It is considered a development stage company, and has had minimal revenues from operations to date.

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

Note 2.  Summary of Significant Accounting Policies

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

F-6

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of June 30, 2014, the Company had no accrued interest or penalties.

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

F-7

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on March 19, 2013 to June 30, 2014 of $6,393. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next twelve months ending June 30, 2015.

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

In April and May 2014, the Company sold 215,000 shares of common stock for $0.10 per share resulting in net proceeds of $21,290.

F-8

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

As of June 30, 2014, the Company advanced its officer and director $2,032. These amounts remain outstanding as of June 30, 2014, are non-interest bearing and due on demand.

All of the Company’s cost of sales totaling $4,930 and $1,445 for the year ended June 30, 2014, and for the period from inception through June 30, 2013, respectively, has been incurred with the Company’s sole officer and director.

Note 6. Income Taxes

Net deferred tax assets are $0 as of June 30, 2014. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized. The Company has a net operating loss carry forward of approximately $6,393 which will expire by March 31, 2033.

Note 7. Concentration Risk

During the period from March 19, 2013 (inception) through June 30, 2013, and the year ended June 30, 2014, the Company’s revenue were from one and two customers, respectively. 100% of the Company’s cost of sales incurred from March 19, 2013 (inception) through June 30, 2014, were with its sole officer and director.

F-9

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2014, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2014, our internal control over financial reporting was not effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the fiscal year ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Directors, Executive Officers

Name	Age	Position
John Azoulay	31	Chairman of the Board, President
		Secretary, Treasurer, Director

Mr. John Azoulay, President, CEO, Secretary Treasurer and Member of the Board of Directors

Mr. Azoulay has been serving as our President, Secretary, Treasurer and Director since March 19, 2013. The term of his office is for one year and is renewable on an annual basis.

During 2008 to 2010, He has acted as the Events Executive at the Casino Barrière of Toulouse, France. The casino belongs to Groupe Lucien Barrière which is the casino market leader in France and in Switzerland. His duties included soliciting new business and producing revenue growth, publicizing the events, booking locations, halls and equipment and working with artists and other entertainers. Since 2011 to January 2013, he was a partner and the General Manager of Room157 of Toulouse, France, a nightclub and a restaurant. He was responsible for the nightclub and restaurant, including financial, driving sales and profitability to meet targets. He was overseeing all aspects of the operations of the club and restaurant.

These experiences, qualifications and attributes have led to our conclusion that Mr. Azoulay should be serving as a member of our Board of Directors in light of our business and structure. Our officer will devote approximately 20 hours per month to the company.

Family Relationships. There are no family relationships among the directors and executive officers of the Company.

Code of Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to our director, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to IXIR Productions, Inc., Attn: Chief Financial Officer, 4 Rue Santeuil, Nantes 44000, France.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only two directors, and to date, such two directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officers and directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our directors which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Specific due dates for these reports have been established. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2014 each of the forms were filed timely.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the period from March 19, 2013 (Inception) through June 30, 2013 and for the twelve month period ended June 30, 2014.

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (1)	Total Compensation
John Azoulay	2013	$0	$0	$0	$1,445	$0
	2014	$0	$0	$0	$4,930	$0
Chairman of the Board, CEO
President, CFO, Sec. Treas. Dir.

(1)	Represents amounts incurred for services provided by Mr. Azoulay directly related to the Company’s revenues.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of June 30, 2014.

Compensation of Non-Employee Directors. We currently have no non-employee directors and no compensation was paid to non-employee directors in the period ended June 30, 2014. We intend during 2014 to identify qualified candidates to serve on the Board of Directors and to develop a compensation package to offer to members of the Board of Directors and its Committees.

Audit, Compensation and Nominating Committees

As noted above, we intend to apply for listing our common stock on the OTC Electronic Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of one member who is not considered independent.

Stock Option Grants

We have not granted any stock options to our executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for development stage companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of June 30, 2014, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

	Number of Shares
Beneficial Owner	Beneficially Owned (*)	Percent of Class (**)
John Azoulay	5,000,000	96%

All directors and officers as a group	5,000,000	96%
(1 person)

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**) Percent of class is calculated on the basis of the number of shares outstanding on September 6,2014 (5,215,000).

Item 13. Certain Relationships and Related Transactions and Director Independence

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of IXIR Productions, Inc., including any immediate family members, and any entity owned or controlled by such persons. Our sole director and officer is charged with reviewing and approving all related-person transactions., In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

On March 19, 2013 our officer and director received 5,000,000 shares at $0.0025 per share for cash. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no solicitation and both officers and directors were in possession of full information about the registrant.

100% of the Company’s sales related expenses since inception, totaling $6,375 were incurred by our sole officer and director.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that its sole member does not meet the independence requirements.

Certain Relationships and Related Transactions

On March 19, 2013 our sole officer and director received 5,000,000 shares at $0.0025 per share for cash. These shares were exempt from registration under Section 4(2) of the Securities Act of 1933 as there was no solicitation and both officers and directors were in possession of full information about the registrant.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed during the fiscal years ended June 30, 2014 and 2013 for professional services rendered by D. Brooks and Associates CPA’s P.A., with respect to the audits of our 2014 and 2014 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

	Year Ended June 30, 2014	Year Ended June 30, 2013
Audit Fees and Audit Related Fees	$6,100	$—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,100	$—

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

Pre Approval Policies and Procedures

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Description

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IXIR PRODUCTION, INC.

Date: September 29, 2014	By:	/s/ John Azoulay
Name: John Azoulay Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: September 29, 2014		By: /s/ John Azoulay
Name: John Azoulay Title: Secretary and Director

