Form 10-Q
period 2014-09-30
Ixir Productions, Inc.
filed 2014-11-13
CIK 1583773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of November 10, 2014, 5,215,000 shares of common stock issued and outstanding.

1

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

Table of Contents

PART I – FINANCIAL INFORMATION

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Unaudited Condensed Financial Statements-

Condensed Balance Sheets as of September 30, 2014 (Unaudited) and June 30, 2014	4

Condensed Statements of Operations for the Three Months Ended September 30, 2014 and 2013 and For the Period March 19, 2013 (Inception) to September 30, 2014 (Unaudited)	5

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2014 and 2013 and For the Period March 19, 2013 (Inception) to September 30, 2014 (Unaudited)	6

Condensed Statements of Stockholders’ Equity For the Period from March 19, 2013 (Inception) to September 30, 2014 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Balance Sheets
As of September 30, 2014 and June 30, 2014

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$18,865	$20,865
Loan to related party	2,032	2,032
Total current assets	20,897	22,897
Total assets	$20,897	$22,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,950	$2,000
Total current liabilities	2,950	2,000

Stockholders' Equity:
Common stock, 75,000,000 shares authorized, par value $0.001,
5,215,000 shares issued and outstanding	5,215	5,215
Additional paid in capital	22,075	22,075
Deficit accumulated during the development stage	(9,343)	(6,393)
Total stockholders' equity	17,947	20,897
Total liabilities and stockholders' equity	$20,897	$22,897

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Three months Ended September 30, 2014	For the Three months Ended September 30, 2013	March 19, 2013 (Inception) to September 30, 2014

Revenue	$—	$1,015	$9,087
Cost of sales, related party	—	710	6,375
Gross profit	—	305	2,712

OPERATING EXPENSES
Audit fees	2,500	2,500	8,600
Organization expenses	—	—	680
General & administrative	—	—	325
Professional fees	450	—	2,450
Total operating expenses	2,950	2,500	12,055

Provision for income taxes	—	—

Net loss	$(2,950)	$(2,195)	$(9,343)

Basic and diluted
loss per common share	a	a	a

Weighted average number of
common shares outstanding	5,215,000	5,000,000	5,000,000

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

Balance at March 19, 2013	—	$—	$—	$—	$—

Common stock issued for cash ($0.0025)	5,000,000	5,000	7,500	—	12,500

Net loss for the period ended June 30, 2013	—	—	—	(81)	(81)

Balance at June 30, 2013	5,000,000	$5,000	$7,500	$(81)	$12,419

Common stock issued for cash ($0.10)	215,000	215	21,075	—	21,290

Reclassification of equity issuance costs	—	—	(6,500)	—	(6,500)
Net loss for the year ended June 30, 2014	—	—	—	(6,312)	(6,312)

Balance at June 30, 2014	5,215,000	$5,215	$22,075	$(6,393)	$20,897

Net loss for the three months ended September 30, 2014	—	—	—	(2,950)	(2,950)

Balance at September 30, 2014	5,215,000	$5,215	$22,075	$(9,343)	$17,947

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
(A Development Stage Company)
Condensed Statements of Cashflows (Unaudited)

	For the Three months Ended September 30, 2014	For the Three months Ended September 30, 2013	March 19, 2013 (Inception) to September 30, 2014

OPERATING ACTIVITIES:
Net loss	$(2,950)	$(2,195)	$(9,343)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	950	3,210	2,950
Increase in accounts receivable	—	(1,015)	—

Net cash used in operating activities	$(2,000)	$—	$(6,393)

FINANCING ACTIVITIES:
Loan to director	—	—	(2,032)
Proceeds from issuance of common stock, net	—	—	27,290
Net cash provided by financing activities	$—	$—	$25,258

Increase (decrease) in cash during the period	(2,000)	—	18,865

Cash, beginning of the period	20,865	6,000	—

Cash, end of the period	$18,865	$6,000	$18,865

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—	—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended June 30, 2014 filed with the Securities and Exchange Commission (SEC) on September 30, 2014. Interim results of operations for the three months ended September 30, 2014 are not necessarily indicative of future results for the full year.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the loan to related party and accounts payable approximate fair value due to their short-term nature.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of September 30, 2014, the Company had no accrued interest or penalties.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on March 19, 2013 to September 30, 2014 of $9,343. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next twelve months ending September 30, 2015.

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

During the period from March 19, 2013 (inception) through June 30, 2013, the Company incurred $6,500 of equity issuance costs, which were reduced to Additional Paid in Capital when the proceeds from the sale of common stock were received during the year ended June 30, 2014.

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

As of June 30, 2014, the Company advanced its officer and director $2,032. These amounts remain outstanding as of September 30, 2014, are non-interest bearing and due on demand.

All of the Company’s cost of sales totaling $6,375 for the period from inception through September 30, 2014, respectively, has been incurred with the Company’s sole officer and director.

Note 6. Income Taxes

Net deferred tax assets are $0 as of September 30, 2014. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized. The Company has a net operating loss carry forward of approximately $9,000 which will expire by March 31, 2033.

Note 7. Concentration Risk

During the period from March 19, 2013 (inception) through September 30, 2014, the Company’s revenue were from three customers. During the three months ended September 30, 2013, 100% of the company’s revenue was generated from one customer. 100% of the Company’s cost of sales incurred from March 19, 2013 (inception) through September 30, 2014, were with its sole officer and director.

Item 2. Management's Discussion and Analysis or Plan of Operations

As used in this Form 10-Q, references to the “Company,” “IXIR Productions,” “we,” “our” or “us” refer to IXIR Production, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and with the Management's Discussion and Analysis or Plan of Operations and the financial statements for the year ended June 30, 2014, and the notes thereto included in our Annual Report on Form 10-K, which was filed on September 30, 2014.

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

During the months ended September, 2014 we have produced 3 tracks which are now available for listening on SoundCloud.

Results of Operations

Comparison for the Three Months Ended September 30, 2014 and 2013

Revenues

For the three months ended September 30, 2014 and 2013, we had a revenue of $0 and $1,015. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the three months ended September 30, 2014 and 2013, Company incurred cost of sales of $0 and $710, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2014 were $2,950 and for the three month ended September 30, 2013 were $2,500. Operating expenses for the three months ended September 30, 2014 consist of audit fees $2,500 and edgar filing fees $450. Operating expenses for the three months ended September 30, 2013 consists of audit fees of $2,500.

Net Loss

During the three months ended September 30, 2014 and 2013 the Company recognized net losses of $2,950 and $2,195, respectively.

Analysis for the Periods from March 19, 2013 (Inception) to September 30, 2014

Revenues

The Company commenced operations on March 19, 2013. For the period from March 19, 2013 (Inception) to September 30, 2013, Company generated $9,087 as revenue. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the period from March 19, 2013 (Inception) to September 30, 2013 Company incurred cost of sales of $6,375, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the periods from March 19, 2013 (Inception) to September 30, 2014 were $12,055. Operating expenses consist of audit fees $8,600, organization expenses $680, general and administrative $325 and professional fees $2,450.

Net Loss

During the period from March 19, 2013 (Inception) to September 30, 2014 the Company recognized net losses of $9,343.

Capital Resources and Liquidity

As of September 30, 2014 we had $18,865 in cash and $2,032 due from its sole officer and director.

At September 30, 2014 our Current liabilities were $2,950.

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated cash flow needs should not exceed of $12,000 for the first 6 months.

In order to achieve our stated business plan goals, we will require additional funding. We are a development stage company and have not generated significant revenue to date. We cannot guarantee that we will be able to obtain additional funding.

Even if we are successful in raising additional funding, we will still not be in a position to generate any significant revenues or become profitable. We still must raise significant additional funding to continue with our business. Even if we are successful in raising additional funding we have only budgeted $20,000 for advertising and promotion, which might not be sufficient to build brand awareness in the public domain. We believe we will require an additional $40,000 for advertising and promotion expenses and $30,000 to hire an event manager consultant for a period of 6 months to assist us promote our music artists.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2014, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

None.

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

IXIR PRODUCTION, INC.

Date: November 13, 2014	By:	/s/ John Azoulay
Name: John Azoulay Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: November 13, 2014		By: /s/ John Azoulay
Name: John Azoulay Title: Secretary and Director

