Form 10-Q
period 2014-12-31
Ixir Productions, Inc.
filed 2015-02-12
CIK 1583773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

As of February 10, 2015, 5,215,000 shares of common stock issued and outstanding.

IXIR PRODUCTIONS, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

1

IXIR PRODUCTIONS, INC.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Item 1. Financial Statements

IXIR PRODUCTIONS, INC.
Condensed Balance Sheets

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$16,365	$20,865
Loan to related party	2,032	2,032
Total current assets	18,397	22,897
Total assets	$18,397	$22,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,400	$2,000
Total current liabilities	2,400	2,000

Stockholders' Equity:
Common stock, 75,000,000 shares authorized, par value $0.001,
5,215,000 shares issued and outstanding	5,215	5,215
Additional paid in capital	22,075	22,075
Accumulated deficit	(11,293)	(6,393)
Total stockholders' equity	15,997	20,897
Total liabilities and stockholders' equity	$18,397	$22,897

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
Condensed Statements of Operations (Unaudited)

	For the Three months Ended December 31, 2014	For the Three months Ended December 31, 2013	For the Six months Ended December 31, 2014	For the Six months Ended December 31, 2013

Revenue	$—	$3,244	$—	$4,259
Cost of sales, related party	—	2,271	—	2,981
Gross profit	—	973	—	1,278

OPERATING EXPENSES
Audit fees	1,500	—	4,000	2,500
Professional fees	450	—	900	—
Total operating expenses	1,950	—	4,900	2,500

Provision for income taxes	—	—	—	—

Net loss	$(1,950)	$973	$(4,900)	$(1,222)

Basic and diluted
loss per common share	a	a	a	a

Weighted average number of
common shares outstanding	5,215,000	5,000,000	5,215,000	5,000,000

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
Condensed Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at March 19, 2013	—	$—	$—	$—	$—

Common stock issued for cash ($0.0025)	5,000,000	5,000	7,500	—	12,500

Net loss for the period ended June 30, 2013	—	—	—	(81)	(81)

Balance at June 30, 2013	5,000,000	$5,000	$7,500	$(81)	$12,419

Common stock issued for cash ($0.10)	215,000	215	21,075	—	21,290

Reclassification of equity issuance costs	—	—	(6,500)	—	(6,500)
Net loss for the year ended June 30, 2014	—	—	—	(6,312)	(6,312)

Balance at June 30, 2014	5,215,000	$5,215	$22,075	$(6,393)	$20,897

Net loss for the six months ended December 31, 2014	—	—	—	(4,900)	(4,900)

Balance at December 31, 2014	5,215,000	$5,215	$22,075	$(11,293)	$15,997

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
Condensed Statements of Cashflows (Unaudited)

	For the Six months Ended December 31, 2014	For the Six months Ended December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(4,900)	$(1,222)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	400	—

Net cash used in operating activities	$(4,500)	$(1,222)

FINANCING ACTIVITIES:
Loan to director	—	(1,278)

Net cash used by financing activities	$—	$(1,278)

Decrease in cash during the period	(4,500)	(2,500)

Cash, beginning of the period	20,865	6,000

Cash, end of the period	$16,365	$3,500

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2014

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended June 30, 2014 filed with the Securities and Exchange Commission (SEC) on September 30, 2014. Interim results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of future results for the full year.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of December 31, 2014, the Company had no accrued interest or penalties.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on March 19, 2013 to December 31, 2014 of $11,293. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next twelve months ending December 31, 2015.

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

During the year ended June 30, 2014, the Company advanced its officer and director $2,032. These amounts remain outstanding as of December 31, 2014, are non-interest bearing and due on demand.

All of the Company’s cost of sales totaling $6,375 for the period from inception through December 31, 2014, respectively, has been incurred with the Company’s sole officer

Note 6. Income Taxes

Net deferred tax assets are $0 as of December 31, 2014. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized. The Company has a net operating loss carry forward of approximately $9,000 which will expire by March 31, 2033.

Note 7. Concentration Risk

During the period from March 19, 2013 (inception) through December 31, 2014, the Company’s revenue were from three customers. During the three and six months ended December 31, 2013, 100% of the company’s revenue was generated from one customer. 100% of the Company’s cost of sales incurred from March 19, 2013 (inception) through December 31, 2014, were with its sole officer and director.

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

During the months ended December, 2014 we have produced 3 tracks which are now available for listening on SoundCloud.

Results of Operations

Comparison for the Three Months Ended December 31, 2014 and 2013

Revenues

For the three months ended December 31, 2014 and 2013, we had a revenue of $0 and $3,244. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the three months ended December 31, 2014 and 2013, Company incurred cost of sales of $0 and $2,271, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the three months ended December 31, 2014 were $1,950 and for the three months ended December 31, 2013 were $0. Operating expenses for the three months ended December 31, 2014 consist of audit fees $1,500 and edgar filing fees $450.

Net Loss

During the three months ended December 31, 2014 and 2013 the Company recognized net profit (loss) of $(1,950) and $973, respectively.

Comparison for the Six Months Ended December 31, 2014 and 2013

Revenues

For the six months ended December 31, 2014 and 2013, we had revenue of $0 and $4,259. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the six months ended December 31, 2014 and 2013, Company incurred cost of sales of $0 and $2,981, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the six months ended December 31, 2014 were $4,900 and for the six months ended December 31, 2013 were $2,500. Operating expenses for the six months ended December 31, 2014 consist of audit fees $4,000 and edgar filing fees $900. Operating expenses for the six months ended December 31, 2013 consist of audit fees $2,500

Net Loss

During the six months ended December 31, 2014 and 2013 the Company recognized net losses of $4,900 and $1,222 respectively.

Capital Resources and Liquidity

As of December 31, 2014 we had $16,365 in cash and $2,032 due from its sole officer and director.

At December 31, 2014 our Current liabilities were $2,400.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of December 31, 2012, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2014, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

IXIR PRODUCTION, INC.

Date: February 12, 2015	By:	/s/ John Azoulay
Name: John Azoulay Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: February 12, 2015		By: /s/ John Azoulay
Name: John Azoulay Title: Secretary and Director

