Form 10-Q
period 2015-03-31
Ixir Productions, Inc.
filed 2015-05-15
CIK 1583773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, 5,215,000 shares of common stock issued and outstanding.

IXIR PRODUCTIONS, INC.

Table of Contents

PART I – FINANCIAL INFORMATION

1

IXIR PRODUCTIONS, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

2

IXIR PRODUCTIONS, INC.
Condensed Balance Sheets

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,065	$20,865
Loan to related party	2,032	2,032
Total current assets	15,097	22,897
Total assets	$15,097	$22,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$900	$2,000
Total current liabilities	900	2,000

Stockholders' Equity:
Common stock, 75,000,000 shares authorized, par value $0.001,
5,215,000 shares issued and outstanding	5,215	5,215
Additional paid in capital	22,075	22,075
Accumulated deficit	(13,093)	(6,393)
Total stockholders' equity	14,197	20,897
Total liabilities and stockholders' equity	$15,097	$22,897

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
Condensed Statements of Operations (Unaudited)

	For The Three Months Ended March 31, 2015	For The Three Months Ended March 31, 2014	For The Nine Months Ended March 31, 2015	For The Nine Months Ended March 31, 2014

Revenue	$—	$2,784	$—	$7,043
Cost of sales, related party	—	1,949	—	4,930
Gross profit	—	835	—	2,113

OPERATING EXPENSES
Audit fees	1,800	1,800	5,800	4,300
General & administrative	—	325	—	325
Professional fees	—	2,000	900	2,000
Total operating expenses	1,800	4,125	6,700	6,625

Provision for income taxes	—	—	—	—

Net loss	$(1,800)	$(3,290)	$(6,700)	$(4,512)

Basic and diluted
loss per common share	a	a	a	a

Weighted average number of
common shares outstanding	5,215,000	5,000,000	5,215,000	5,000,000

a = less than $.01 per share

The accompanying notes are an integral part of these condensed financial statements.

F-2

IXIR PRODUCTIONS, INC.
Condensed Statement of Stockholders' Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at June 30, 2014	5,215,000	$5,215	$22,075	$(6,393)	$20,897

Net loss for the nine months ended March 31, 2015	—	—	—	(6,700)	(6,700)

Balance at March 31, 2015	5,215,000	$5,215	$22,075	$(13,093)	$14,197

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.
Condensed Statements of Cashflows (Unaudited)

	For The Nine Months Ended March 31, 2015	For The Nine Months Ended March 31, 2014

OPERATING ACTIVITIES:
Net loss	$(6,700)	$(4,512)
Adjustments to reconcile net loss to net cash used
in operating activities:
Increase in accounts payable	(1,100)	3,800

Net cash used in operating activities	$(7,800)	$(712)

FINANCING ACTIVITIES:
Loan to director	—	(2,113)

Net cash used by financing activities	$—	$(2,113)

Decrease in cash during the period	(7,800)	(2,825)

Cash, beginning of the period	20,865	6,000

Cash, end of the period	$13,065	$3,175

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	—	—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

IXIR PRODUCTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2015

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

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present the financial position, results of operations and cash flows for the stated periods have been made. Except as described below, these adjustments consist only of normal and recurring adjustments. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in the Company’s Form 10-K annual report for year ended June 30, 2014 filed with the Securities and Exchange Commission (SEC) on September 30, 2014. Interim results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of future results for the full year.

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

The Company classifies penalties and interest related to unrecognized tax benefits as income tax expense in the Statements of Operations. As of March 31, 2015, the Company had no accrued interest or penalties.

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses from the date of incorporation on March 19, 2013 to March 31, 2015 of $ 13,093. The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next three months ending June 30, 2015.

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

During the year ended June 30, 2014, the Company advanced its officer and director $2,032. These amounts remain outstanding as of March 31, 2015, are non-interest bearing and due on demand.

All of the Company’s cost of sales totaling $6,375 for the period from inception through March 31, 2015, respectively, has been incurred with the Company’s sole officer

Note 6. Income Taxes

Net deferred tax assets are $0 as of March 31, 2015. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized. The Company has a net operating loss carry forward of approximately $9,000 which will expire by March 31, 2033.

Note 7. Concentration Risk

During the period from March 19, 2013 (inception) through March 31, 2015, the Company’s revenue was from three customers. 100% of the Company’s cost of sales incurred from March 19, 2013 (inception) through March 31, 2015, was with its sole officer and director.

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

3

During the months ended March 31, 2015 we have produced 3 tracks which are now available for listening on SoundCloud.

Results of Operations

Comparison for the Three Months Ended March 31, 2015 and 2014

Revenues

For the three months ended March 31, 2015 and 2014, we had revenue of $0 and $2,784. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the three months ended March 31, 2015 and 2014, Company incurred cost of sales of $0 and $1,949, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2015 were $1,800 and for the three months ended March 31, 2014 were $4,125. Operating expenses for the three months ended March 31, 2015 consist of audit fees $1,800. Operating expenses for the three months ended March 31, 2014 consists of audit fees $1,800, general & administrative $325 and professional fees $2,000.

Net Loss

During the three months ended March 31, 2015 and 2014 the Company recognized net profit (loss) of $(1,800) and $ (3,290), respectively.

Comparison for the Nine Months Ended March 31, 2015 and 2014

Revenues

For the nine months ended March 31, 2015 and 2014, we had revenue of $0 and $7,043. All of the Company’s revenue has been from providing of DJ services, performed by our sole office and director.

Cost of Sales

For the nine months ended March 31, 2015 and 2014, Company incurred cost of sales of $0 and $4,930, which was arrived at 70% of the revenue generated.

Operating Expenses

The Company’s operating expenses for the nine months ended March 31, 2015 were $6,700 and for the nine months ended March 31, 2014 were $6,625. Operating expenses for the nine months ended March 31, 2015 consist of audit fees $5,800 and professional fees $900. Operating expenses for the nine months ended March 31, 2014 consist of audit fees $4,300, general & administrative $325 and professional fees $2,000

Net Loss

During the nine months ended March 31, 2015 and March 31, 2014 the Company recognized net losses of $6,700 and $4,512 respectively.

4

Capital Resources and Liquidity

As of March 31, 2015 we had $13,065 in cash and $2,032 due from its sole officer and director.

At March 31, 2015 our Current liabilities were $ 900.

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

IXIR PRODUCTION, INC.

Date: May 15, 2015	By:	/s/ John Azoulay
Name: John Azoulay Title: President, Chief Executive Officer, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 15, 2015		By: /s/ John Azoulay
Name: John Azoulay Title: Secretary and Director

7